Form 10-K
period 2025-12-31
BTCS Labs Inc.
filed 2026-01-16
CIK 2089189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 000-56785

BTCS Labs Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-3796133
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

303 W. Lancaster Ave. #135, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-422-9477

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒     No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of January 15, 2026, there were 500,000 shares of common stock, par value $0.001, issued and outstanding.

PART I

Item 1. Business.

BTCS Labs Inc. (“Labs” or the “Company”) is a recently formed Nevada public benefit corporation. The Company’s mission is twofold:

1.

Public Benefit Purpose: To promote and advance the decentralized finance (“DeFi”) and blockchain ecosystem, in alignment with its chartered obligations as a public benefit corporation. In furtherance of this mission, subject to the Company’s ability to raise sufficient capital to support these initiatives, the Company will actively interact with, engage, and build services that provide blockchain ecosystems with a public good. Such activities may include supporting open-source blockchain infrastructure, developing protocols that improve scalability and security across decentralized networks, and fostering tools that lower barriers to participation in DeFi and the emerging blockchain-based digital economy. In addition, the Company may engage in such other activities and initiatives that further the advancement, adoption, or development of blockchain technologies and decentralized finance, including, but not limited to, education and broader public awareness efforts, consistent with its status as a public benefit corporation. The Company intends for these efforts to create enduring value for the broader blockchain community while simultaneously pursuing shareholder value.

Advancing blockchain technology promotes a specific public benefit because it enables more efficient, secure, and inclusive systems of value exchange and recordkeeping. Blockchain allows for the tokenization and global transfer of assets without reliance on a single trusted intermediary, thereby reducing transaction fees, lowering barriers to participation, and opening borders in commerce. By eliminating unnecessary friction in financial and commercial transactions, blockchain technology has the potential to extend access to capital, payment systems, and economic opportunities to underserved populations worldwide. Much like the internet transformed society through the digitization and proliferation of information on a global scale, blockchain technology provides an infrastructure for the digitization and frictionless movement of value, creating new avenues for innovation, transparency, and trust. In this way, advancing blockchain technology serves not only the interests of participants in the digital economy but also the broader public good by fostering efficiency, accessibility, and global economic integration.

2.

For-Profit Purpose: In addition to its public benefit mandate, Labs intends to pursue revenue-generating activities by developing and delivering sustainable blockchain solutions designed to serve both institutional and individual participants in the digital asset ecosystem. These strategies include offering products and services that support DeFi applications, providing blockchain infrastructure services such as validator operations and node management, and building and scaling innovations on Layer 2 protocols to enhance throughput, reduce costs, and expand usability across major blockchain networks. The Company may also explore partnerships and integrations with Layer 2 networks, blockchain foundations, or decentralized autonomous organizations (“DAOs”) to accelerate adoption and extend the impact of its solutions. Such collaborations could enable Labs to leverage shared resources, gain access to new user communities, and participate in governance or ecosystem incentives, while ensuring that its offerings remain aligned with industry standards and technological advancements. These revenue-generating strategies are intended to complement the Company’s mission-driven initiatives by creating a sustainable financial base that supports long-term growth and the advancement of the blockchain ecosystem as a whole. Labs intends to pursue opportunities that are complementary to, rather than directly competitive with, the business operations of BTCS Inc. However, there can be no assurance that the Company’s activities will not overlap with or compete against BTCS Inc. or other market participants as the blockchain ecosystem evolves.

In addition to pursuing revenue-generating operations, Labs expects to raise additional capital through equity or debt offerings to fund research and development, expand its technology infrastructure, and scale its operations. As a newly created entity with limited resources, access to external financing will be a critical factor in achieving its strategic objectives. The Company’s ability to secure additional financing may be affected by prevailing market conditions, investor demand for blockchain-related opportunities, regulatory developments affecting the DeFi ecosystem, and the Company’s ability to demonstrate viable business operations and revenue potential. There can be no assurance that the Company will be able to raise capital on acceptable terms or at all, and failure to obtain necessary financing could materially harm the Company's business prospects and force it to curtail or cease operations.

The Company is not a shell company as defined under applicable SEC rules, and it does not intend to grow its business through the acquisition of operating companies. Instead, Labs is an early-stage company that intends to develop its own blockchain solutions and public benefit initiatives directly, in line with its stated mission.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements regarding our liquidity, capital needs, planned development of blockchain infrastructure solutions, expected operational growth, potential partnerships, hiring plans, and our beliefs about the blockchain ecosystem and related regulatory environment. Forward-looking statements are based on current expectations and assumptions and are subject to risks, uncertainties, and changes that may cause actual results to differ materially. These statements are not guarantees of future performance, and readers should not place undue reliance on them. Important factors that could cause actual results to differ are discussed under “Risk Factors” and elsewhere in this report. Forward-looking statements speak only as of the date of this report, and we assume no obligation to update them except as required by law. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “may,” “potential,” “continues,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors below. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks below, together with all other information in this registration statement.

Company Status and Strategy

Because we are a newly formed company with no operating history, we may never generate revenue or achieve profitability, and investors could lose their entire investment.

The Company was incorporated on December 24, 2024 and has not generated any revenues to date. As a development-stage company, we face all of the risks inherent in establishing a new business, including the need to create operating infrastructure, attract and retain qualified personnel, secure financing, and gain market acceptance of our solutions. Our lack of operating history makes it difficult to predict our future prospects, and there can be no assurance that we will achieve profitability. If we are unable to develop our business as planned, investors may lose all or a substantial portion of their investment.

As of filing date of this report, Charles Allen is our sole officer and director. Because Mr. Allen has other business and professional commitments, including his role as Chief Executive Officer and Chairman of BTCS Inc., his limited availability to devote time to the Company may materially impair our ability to operate effectively, execute our business plan, and fulfill our public benefit mission unless we are able to hire additional personnel.

At present, Charles Allen is the only executive officer and director of Labs. Mr. Allen also serves as Chief Executive Officer and Chairman of BTCS Inc. and has other personal and professional commitments. Mr. Allen’s role with BTCS Inc. creates potential conflicts of interest that could materially affect his ability to fully perform his duties for Labs. The Company has not adopted any formal conflict of interest policy or procedures to address such conflicts. As a result, his ability to devote time to Labs is limited. While his experience in blockchain and public company leadership is valuable, our reliance on a single officer creates concentration of responsibility and key-person risk. In order to execute our business plan, including the development of blockchain solutions and the pursuit of our public benefit mission, we will need to recruit and retain additional officers, directors and operational staff. Attracting such talent in the competitive blockchain industry requires competitive compensation, including cash salaries and equity incentives. Funding these hires will depend on our ability to raise additional capital. If we are unable to secure sufficient financing or fail to attract and retain qualified personnel, our growth and operations could be materially and adversely affected.

If we are unable to raise sufficient capital to fund competitive compensation programs, we may not be able to attract, retain, or adequately incentivize qualified executives and employees, which could materially harm our business.

At present, our sole executive officer, Charles Allen, is serving without compensation, and we have no employment agreements, change-in-control arrangements, or equity incentive plans in place. We anticipate that, as we raise capital, we will need to implement cash and equity-based compensation programs in order to recruit and retain qualified executives, engineers, compliance professionals, and other employees. The blockchain industry is highly competitive, and companies with greater resources are able to offer more attractive compensation packages, including significant cash salaries and equity incentives. If we are unable to raise sufficient funds to establish competitive compensation programs, we may be unable to attract or retain the personnel necessary to execute our business plan or pursue our public benefit mission. Inadequate staffing or the loss of key personnel could materially and adversely affect our ability to operate effectively, innovate, and grow our business.

Capital & Liquidity

If we are unable to obtain additional financing as and when needed, we may not be able to implement our business plan, pursue our public benefit mission, or continue operations, and any financing we do obtain may dilute existing stockholders or restrict our activities.

We expect to require significant additional capital to fund both our revenue-generating activities and our public benefit initiatives. There can be no assurance that financing will be available when needed, on favorable terms, or at all. If adequate financing is not available, we may be forced to delay, scale back, or abandon parts of our business plan, including initiatives that would provide public goods to the blockchain ecosystem. To the extent we raise capital through the sale of equity or equity-linked securities, our existing stockholders will experience dilution, and such securities may include rights, preferences, or privileges senior to those of our common stock. To the extent we raise capital through debt financing, such indebtedness could carry restrictive covenants that limit our flexibility to operate our business or pursue strategic opportunities. Any failure to obtain sufficient financing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Unfavorable conditions in the capital markets, including downturns in the cryptocurrency industry or broader economic factors, may impair our ability to raise the funds we need to operate and grow our business.

Our ability to raise additional financing is highly dependent on conditions in the capital markets and on investor sentiment toward blockchain and cryptocurrency companies. Adverse developments such as sustained downturns in crypto asset prices, reduced trading activity in digital assets, regulatory crackdowns, rising interest rates, tightening monetary policy, inflationary pressures, or negative publicity regarding the industry could all reduce investor appetite for our securities or increase the cost of capital. These conditions may severely limit our access to financing or force us to accept terms that are less favorable and more dilutive or restrictive than we would otherwise seek. If we are unable to access capital on reasonable terms, we may be unable to pursue our planned operations, which could materially harm our business and financial condition.

Our future growth depends entirely on our ability to successfully raise capital to develop and market our own blockchain solutions and to support our public benefits mission.

We are not organized for the purpose of acquiring other operating businesses, nor do we intend to grow through acquisitions. Instead, our strategy is to develop proprietary solutions and services in blockchain and decentralized finance. If we are unable to successfully design, market, and implement these offerings, our opportunities for growth will be limited, which could adversely impact our long-term prospects.

Risks Related to Blockchain and Digital Assets

If blockchain networks and digital assets fail to gain broad adoption, demand for blockchain based products and services may never materialize, and our business may not succeed.

Our business model depends on the continued adoption and use of blockchain technology and crypto assets. These markets are still developing, and their growth depends on factors beyond our control, including regulatory developments, scalability of networks, security of protocols, and public perception. If blockchain networks fail to achieve widespread adoption, demand for our planned services may remain limited, and our business may not succeed.

Although the regulatory environment for blockchain and digital assets has improved under the current administration, future administrations could adopt more restrictive policies, and ongoing regulatory uncertainty may materially affect our business.

Blockchain and digital assets are subject to evolving regulatory frameworks. In the United States, actions taken during 2025 and early 2026 have created what appears to be a more constructive regulatory environment for blockchain innovation, which we believe may reduce some of the risks that previously existed. However, there can be no assurances or guarantees that these regulatory conditions will continue, particularly if there is a change in administration or policy direction in the future. U.S. and foreign regulators, including but not limited to the SEC, Commodity Futures Trading Commission, Financial Crimes Enforcement Network, Office of Foreign Assets Control, and state regulators, may at any time impose licensing requirements, classify certain tokens as securities, or restrict activities such as staking or DeFi participation. Compliance with new or changing rules may require significant expense or operational changes and, in some cases, may render certain business lines impractical. If we are unable to comply with applicable regulations, we may have to curtail or discontinue portions of our operations, which could materially harm our business, financial condition, and prospects.

Because blockchain activities may involve anti-money laundering, sanctions, and other compliance risks, we could face investigations or penalties if our controls are insufficient.

The pseudonymous nature of blockchain transactions can make them attractive for illicit activities. If our compliance policies and procedures fail to prevent money laundering, terrorist financing, or dealings with sanctioned parties, we may be subject to regulatory investigations, penalties, or reputational harm. Even inadvertent involvement in prohibited transactions could have severe consequences for our business.

If we hold or receive crypto assets, their value may decline rapidly or they may become illiquid, which could negatively affect our financial position.

Crypto assets are volatile and may lose substantial value in short periods. They may also become illiquid due to market conditions, protocol lock-up periods, exchange outages, or regulatory restrictions. Any crypto assets we hold could be subject to impairment charges, which would adversely affect our results of operations.

Although we do not currently hold any digital assets, we expect that we will in the future, and cybersecurity incidents or the loss of private keys at that time could result in the theft of our digital assets and significant reputational harm.

At present, Labs does not hold any digital assets. However, as our business develops, we anticipate that we will acquire, hold, or receive digital assets in connection with our operations. When this occurs, the security of our systems and the safeguarding of private keys will be critical. A breach of our systems, a hack of our wallets, insider misconduct, or even simple human error could result in the loss or theft of assets. Unlike traditional bank accounts, digital assets generally cannot be recovered once lost. Any such incident, once we begin holding digital assets, could materially affect our financial results and significantly damage our reputation and credibility in the marketplace.

Uncertainty in the accounting and tax treatment of digital assets may result in unexpected liabilities or the need to restate our financial results.

The accounting and tax rules applicable to digital assets are complex and still developing. Standards governing the recognition, measurement, and disclosure of staking rewards, token distributions, or asset impairments are unsettled. Tax authorities may also issue new guidance on the character, timing, or sourcing of digital asset transactions. These uncertainties may lead to increased costs, unexpected liabilities, or restatements of our financial results.

The tools and procedures available to properly account for digital assets are still developing, and if we are unable to maintain accurate and auditable financial records, we may not be able to meet SEC reporting requirements, which could materially harm our business.

The accounting infrastructure for digital assets remains in its infancy. While traditional financial reporting systems are well-established for fiat transactions, the tools and procedures available for accurately tracking, valuing, and recording digital asset transactions are still evolving and may be unreliable or incomplete. As our business develops and we begin to hold or transact in digital assets, we may encounter difficulties implementing controls and systems capable of producing financial records that are accurate, comprehensive, and compliant with U.S. generally accepted accounting principles (“GAAP”) and SEC requirements. If we are unable to maintain proper books and records, or if our auditors are unable to rely on the systems and information we provide, we may fail to produce timely and auditable financial statements. Such a failure could cause us to fall out of compliance with our SEC reporting obligations, impair investor confidence in our financial information, and materially and adversely affect our business, reputation, and access to capital markets.

Risks Related to Our Public Benefit Corporation Structure

Because we are a public benefit corporation, we may allocate resources to initiatives that are solely for public good and may not generate profits, which could cause some investors to view an investment in us less favorably.

As a Nevada public benefit corporation, we are legally required to balance the pecuniary interests of stockholders with our stated public benefit mission of advancing blockchain ecosystems. This means that we may at times choose to devote resources to projects that primarily or exclusively provide public goods, such as open-source software, shared infrastructure, or ecosystem support, that may benefit the blockchain industry broadly but do not produce direct or meaningful financial returns for Labs or its shareholders. While we believe such efforts may create long-term value by strengthening the ecosystem in which we operate, they may not maximize short-term or long-term profits, and there is no assurance that ecosystem benefits will translate into financial returns for the Company or its stockholders. As a result, some investors may view an investment in us less favorably compared to traditional corporations that are solely focused on shareholder return.

Risks Related to Our Securities

There is currently no public market for our common stock, and we cannot assure you that one will ever develop or that any trading market would provide liquidity.

Our common stock is not listed on a national securities exchange or quoted on any over-the-counter market. We cannot assure you that we will qualify for or be able to obtain such a listing or quotation. Even if we are successful in doing so, there can be no assurance that an active trading market will develop or be sustained, or that liquidity in our stock will ever exist. If a market does develop, the price of our common stock may fluctuate significantly due to factors such as digital asset price volatility, regulatory developments, technological changes, financing activities, or general economic conditions. As a result, investors may find it difficult to sell their shares at desired prices, or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk management and strategy.

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our sole employer and director. To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of Mr. Charles Allen, the Company’s sole officer and director at no charge and there is no agreement to pay any rent in the future. The Company has no plans to acquire or lease real property in the foreseeable future.

Item 3. Legal Proceedings.

To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

There is currently no established public trading market for our common stock, and our shares are not listed on any securities exchange or quoted on any over-the-counter market. We cannot assure that an active trading market will develop for our common stock. As of the date of this report, there are two holders of record of our common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors (the “Board”) and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On September 22, 2025, the Company issued 100,000 shares of its common stock to Charles Allen for an aggregate purchase price of $10,000. On September 29, 2025, the Company issued 400,000 shares of its common stock to BTCS Equity Partners LLC, an entity over which Mr. Allen exercises voting and dispositive control, for an aggregate purchase price of $40,000. The issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder, as a transaction not involving a public offering.

At the same time, the Company redeemed 100 shares of its common stock from BTCS Inc., its former parent, for a redemption price equal to the formation cost of the Company (approximately $1,594). The redemption was conducted in a private transaction, did not involve a public offering, and resulted in BTCS Inc. ceasing to have any ownership interest in the Company.

Other than the transactions described above, the Company has not issued or sold any unregistered securities since its inception.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our financial statements and related notes included elsewhere in this report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” and elsewhere in this report.

Overview

Labs was incorporated in Nevada on December 24, 2024, as a for-profit corporation. On September 19, 2025, the Company amended its Articles of Incorporation to convert into a public benefit corporation. To date, our activities have been limited primarily to organizational matters, capital formation, and planning our business strategy. We have not generated revenues since inception, and our expenses have consisted primarily of formation costs and professional fees associated with our public filings.

Results of Operations

Because Labs is a newly formed entity, our operating activities to date have been limited primarily to organizational matters, capital formation, and professional fees related to our formation and public filings. We have not generated revenues since inception, and our expenses to date have consisted primarily of formation costs and professional service fees. Future operating results will depend on our ability to raise capital, recruit and retain employees, and execute our business plan, which includes developing blockchain solutions and pursuing public benefit initiatives to support blockchain ecosystems.

Liquidity and Capital Resources

Since inception, our operations have been funded through the sale of common stock to Charles Allen, our sole officer and director, who purchased 100,000 shares for $10,000 ($0.10 per share), and to BTCS Equity Partners LLC, an entity over which Mr. Allen exercises voting and dispositive control, which purchased 400,000 shares for $40,000 ($0.10 per share). These issuances occurred on September 22, 2025, and September 29, 2025, respectively, for an aggregate purchase price of $50,000.

On September 24, 2025, the Company redeemed 100 shares of common stock from BTCS Inc., our former parent company, for a redemption price equal to our formation costs of approximately $1,594.

As of December 31, 2025, we had cash on hand of approximately $13,592.

We expect to require significant additional capital to fund our operations, including personnel, technology development, compliance, and other expenses necessary to execute our strategy. We intend to seek such funding through equity and/or debt financings. There can be no assurance, however, that financing will be available on acceptable terms, or at all.

Plan of Operations

Over the next 12 months, our plan is to:

●	Develop and begin testing initial blockchain infrastructure services and solutions,

●	Explore potential partnerships with Layer 2 networks, blockchain foundations, and decentralized autonomous organizations (DAOs),

●	Recruit additional executives and employees to build operational capacity, and

●	Raise additional capital to support both revenue-generating activities and public-benefit initiatives.

If we are unable to raise sufficient funds, we may be forced to delay or scale back our planned operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Item 303 of Regulation S-K, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of the date of this report, we do not have any material contractual obligations, commitments, or contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes thereto included in this report may be found beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company’s sole officer, who also serves as the Company’s sole director, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Given our size, early stage of development, and limited personnel, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 because the Company has not yet implemented formal processes or segregation of duties. Specifically, the Company lacks adequate segregation of duties, formalized review procedures, and independent oversight of financial reporting processes.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because the Company currently has only one officer and no employees, we have not yet implemented formal internal controls over financial reporting. This lack of segregation of duties and absence of formalized review controls represents material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Management intends to design and implement appropriate internal controls as the Company grows, adds personnel, and begins to conduct more substantive operations. The Company's remediation plan includes: (i) hiring additional qualified personnel to enable proper segregation of duties; (ii) implementing formal policies and procedures for financial reporting; (iii) establishing an audit committee of independent directors when feasible; and (iv) engaging external consultants as needed to assist with internal control design and implementation. However, there can be no assurance as to when these remediation efforts will be completed or that they will be successful.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report.

Item 9B. Other Information.

During the period covered by this report, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) or Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this report, our executive officers and directors, their ages, positions, and brief biographies are as follows:

Name	Age	Position(s)
Charles Allen	50	Chief Executive Officer (Principal Executive Officer), President, Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer) and Director

Charles Allen. Mr. Allen currently serves as our Chief Executive Officer (Principal Executive Officer), President, Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer) and our sole director. Since 2014, Mr. Allen has served as the Chief Executive Officer and Director of BTCS Inc. and has overseen its growth into one of the first U.S. publicly traded companies focused on blockchain technology. Since July 2023, Mr. Allen has served as a director of 60 Degrees Pharmaceuticals, Inc. (NASDAQ: SXTP), a pharmaceutical company. Additionally, from December 2022 until November 2024, Mr. Allen served as a director of Innovation1 Biotech, Inc. (OTC: IVBT), a former drug discovery company. Mr. Allen has extensive experience in corporate finance, blockchain infrastructure, and digital asset markets. Prior to his role at BTCS Inc., Mr. Allen worked in investment banking and held senior roles advising technology and growth-stage companies. Mr. Allen’s leadership, industry experience provides Labs with both strategic direction and capital markets expertise.

Governance Structure

Labs is incorporated as a Nevada public benefit corporation. Under Nevada law, our directors are required to balance (i) the pecuniary interests of our stockholders, (ii) the best interests of those materially affected by the corporation’s conduct, and (iii) the specific public benefit identified in our articles of incorporation, which, consistent with NRS 78B.060, is to advance the blockchain ecosystem. Our Board is currently composed of a single director. As the Company grows, we expect to expand the Board to include additional members with expertise in blockchain technology, corporate governance, compliance, and public benefit corporation stewardship.

Code of Ethics

The Company has not yet adopted a formal Code of Ethics given the Company’s early stage of development, minimal operations, and limited personnel, management believes that a formal written code is not necessary at this time. The Company intends to adopt a Code of Ethics as its operations expand and additional officers or employees are hired.

Legal Proceedings

None of our directors or executive officers is involved in any legal proceeding requiring disclosure under Item 401(f) of Regulation S-K.

Item 11. Executive Compensation.

As of the filing date of this report, Labs has not paid any cash compensation or granted any equity or other incentive awards to its executive officer or directors. Charles Allen, our sole executive officer and director, has agreed to serve in his current roles without compensation until such time as the Company raises sufficient capital to fund operations.

We anticipate that, as Labs raises capital and expands its operations, our Board will adopt an executive compensation program designed to attract and retain qualified officers and employees. Such a program is expected to include a combination of cash compensation, equity-based awards (such as stock options or restricted stock units), and benefits consistent with those offered by companies of similar size and stage in the blockchain industry.

No amounts were paid or accrued for compensation of directors or executive officers during our most recently completed fiscal year or since inception. We currently have no employment agreements, change-in-control arrangements, or equity incentive plans in place, although we expect to establish such arrangements in the future as part of our long-term growth strategy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of January 15, 2026 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o BTCS Labs Inc., 303 W. Lancaster Ave #135, Wayne, PA 19087.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Charles Allen (2)	100,000	20%
BTCS Equity Partners LLC (3)	400,000	80%
All directors and executive officers as a group (1 person)	500,000	100%

(1) Applicable percentages are based on 500,000 shares of common stock as of January 15, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Charles Allen is our sole executive officer and director. He directly owns 100,000 shares of common stock and also exercises voting and dispositive control over the shares held by BTCS Equity Partners LLC.

(3) BTCS Equity Partners LLC is an entity controlled by Charles Allen. Accordingly, Mr. Allen may be deemed the beneficial owner of the securities held by BTCS Equity Partners LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of the date of this report, Charles Allen, our Chief Executive Officer, President, Secretary, Treasurer, and sole director, is the only executive officer, director, or significant stockholder of Labs.

On September 22, 2025, Charles Allen purchased 100,000 shares of our common stock for an aggregate purchase price of $10,000 (at $0.10 per share). On September 29, 2025, BTCS Equity Partners LLC, an entity over which Mr. Allen exercises voting and dispositive control, purchased 400,000 shares of our common stock for an aggregate purchase price of $40,000 (at $0.10 per share). Together, these purchases represented 100% of our 500,000 issued and outstanding shares of common stock as of that date. As a result of these purchases, Mr. Allen currently controls all of the voting power of our capital stock, both directly and through his control of BTCS Equity Partners LLC.

On September 24, 2025, Labs redeemed 100 shares of its common stock from BTCS Inc., of which Labs was formerly a subsidiary. The redemption price for those shares was approximately $1,594, which equaled the formation cost of Labs. Following this redemption, BTCS Inc. ceased to have any ownership interest in Labs.

Other than the transactions described above, there have been no transactions since our inception, and there are no currently proposed transactions, in which the Company was or is to be a participant, and in which any related person had or will have a direct or indirect material interest exceeding $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2025 and 2024, RBSM LLP served as the Company’s independent registered public accounting firm.  The following table summarizes the aggregate fees billed to the Company by RBSM LLP for the periods indicated:

Fee Category	2025	2024

Audit Fees (1)	$31,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,500	$-

(1)  Audit Fees consist of professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s filings.

The Company does not currently have an audit committee, and all audit and permissible non-audit services were pre-approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) Financial Statements. See Index to Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2) Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3) Exhibits. See the Exhibit Index.

Item 16. Form 10-K Summary.

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BTCS Labs Inc.

January 15, 2026	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Charles Allen	Chief Executive Officer and Chief Financial Officer	January 15, 2026
Charles W. Allen	(Principal Executive Officer and Principal Financial Officer)

/s/ Charles Allen	Director	January 15, 2026
Charles W. Allen

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	10-12G	10/3/25	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	10-12G	10/3/25	3.1(a)
3.2	Bylaws	10-12G	10/3/25	3.2
4.1	Description of Capital Stock	10-12G	10/3/25
21.1	List of Subsidiaries				Filed
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

Nevada Office: 770 East Warm Springs Road Suite 225 Las Vegas, Nevada 89119 702.413.6000 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BTCS Labs Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BTCS Labs Inc. (The “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025 and the period from inception (December 24, 2024) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the period from inception through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not generated revenue and suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2025.

Las Vegas, Nevada

January 15, 2026

PCAOB ID Number 587

BTCS Labs Inc.

BALANCE SHEETS

	December 31,
	2025	2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,592	$-
Total current assets	$13,592	$-

TOTAL ASSETS	$13,592	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:	$-	$-

TOTAL LIABILITIES:	$-	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 500,000 and 100 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$500	$0
Additional paid-in capital	$49,500	$1,594
Accumulated deficit	$(36,408)	$(1,594)
Total stockholder's equity	$13,592	$-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,592	$-

The accompanying notes are an integral part of these financial statements.

BTCS Labs Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	$34,814	$1,594
Total operating expenses	$34,814	$1,594

LOSS FROM OPERATIONS	$(34,814)	$(1,594)

OTHER INCOME (EXPENSE)
Total other income (expense)	$-	$-

LOSS BEFORE INCOME TAX	$(34,814)	$(1,594)
INCOME TAX EXPENSE	$-	$-

NET LOSS	$(34,814)	$(1,594)

BASIC NET LOSS PER SHARE	$(0.27)	$(15.94)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	130,757	100

The accompanying notes are an integral part of these financial statements.

BTCS Labs Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in		Stockholder's
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES AT DECEMBER 24, 2024, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock in exchange for formation costs	-	-	100	0	1,594	-	1,594
Net (loss)	-	-	-	-	-	(1,594)	(1,594)
BALANCES AT DECEMBER 31, 2024	-	$-	100	$0	$1,594	$(1,594)	$-
Issuance of common stock for cash	-	-	500,000	500	49,500	-	50,000
Repurchase of common stock	-	-	(100)	(0)	(1,594)	-	(1,594)
Net (loss)	-	-	-	-	-	(34,814)	(34,814)
BALANCES AT DECEMBER 31, 2025	-	$-	500,000	$500	$49,500	$(36,408)	$13,592

The accompanying notes are an integral part of these financial statements.

BTCS Labs Inc.

STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,814)	$(1,594)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net cash (used in) operating activities	$(34,814)	$(1,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$50,000	$1,594
Repurchase of common stock	$(1,594)	$-
Net cash provided by financing activities	$48,406	$1,594

NET INCREASE IN CASH AND CASH EQUIVALENTS	$13,592	$-

Cash and cash equivalents at beginning of period	$-	$-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,592	$-
SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BTCS Labs Inc.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Business

BTCS Labs Inc. (“Labs” or the “Company”) is a public benefit corporation incorporated in Nevada on December 24, 2024. The Company’s mission is to promote and advance decentralized finance (“DeFi”) and blockchain ecosystems in alignment with its specific public benefit purpose and chartered obligations as a Nevada public benefit corporation.

The Company has not yet commenced planned principal operations or generated revenues. Activities since inception have been limited to organizational matters, capital formation, and preparation of this registration statement. Accordingly, the Company’s financial statements should be viewed in light of the risks and uncertainties typically associated with development stage enterprises.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The accompanying financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of expenses and related disclosures. Actual results could differ from those estimates. Given the Company’s limited operations to date, management’s use of estimates is minimal and primarily relates to the recognition and classification of expenses.

Recent Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Financial Statements properly reflect the change.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2025, cash and cash equivalents were $13,592. All cash was held in checking accounts as of December 31, 2025.

Income Taxes

The Company has incurred losses since inception and accordingly has recorded no provision for income taxes. Deferred tax assets resulting from net operating losses have been fully offset by a valuation allowance as realization of such assets is uncertain.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had no potentially dilutive securities outstanding during the periods presented; accordingly, basic and diluted net loss per share are the same.

Note 3 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred shares were issued or outstanding as of December 31, 2025 or December 31, 2024.

Common Stock

The Company is authorized to issue 2,000,000,000 shares of common stock with a par value of $0.001 per share.

At inception on December 24, 2024, BTCS Inc., the Company’s former parent company, paid $1,594 of formation costs on behalf of the Company in exchange for 100 shares of its common stock. At December 31, 2024, there were 100 shares of common stock issued and outstanding, all of which were held by BTCS Inc.

On September 24, 2025, the Company repurchased and retired 100 shares of common stock from BTCS Inc. for $1,594.

In September 2025, the Company issued 100,000 and 400,000 shares of its common stock to its sole officer and director and BTCS Equity Partners LLC for $10,000 and $40,000 in cash, respectively.

Note 4 – Related Party Transactions

As described in Note 3, BTCS Inc., the Company’s former parent company, paid $1,594 of formation costs on behalf of the Company in exchange for 100 shares of common stock. On September 24, 2025, the Company repurchased and retired those 100 shares of common stock in exchange for reimbursing BTCS Inc. for the same amount. On September 29, 2025, BTCS Equity Partners LLC, an entity over which Charles Allen, the Company's sole officer and director, exercises voting and dispositive control, purchased 400,000 shares of the Company's common stock for an aggregate purchase price of $40,000 ($0.10 per share).

Note 5 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes that the Company will continue to operate in the ordinary course of business. Since inception, the Company has not generated revenues and has incurred net losses, including $1,594 from inception on December 24, 2024 through December 31, 2024 and $34,814 for the year ended December 31, 2025. The Company had cash of approximately $13,592 as of December 31, 2025.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund operations and ultimately achieve profitable operations. Management intends to seek additional financing through equity and debt offerings; however, there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Income Taxes

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets at December 31, 2025 and 2024 are comprised of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Federal net-operating loss carryforward	$7,646	$335
Total deferred tax assets	7,646	335
Valuation allowance	(7,646)	(335)
Deferred tax assets, net	$-	$-

At December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of approximately $36,408, which do not expire and may be carried forward indefinitely. Utilization of these NOLs is subject to certain limitations under the Internal Revenue Code. The Company did not have any state net operating loss carryforwards, as it was not subject to state income tax filing requirements during the periods presented.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which those temporary differences become deductible.

Based on the Company’s history of operating losses and its development-stage status, management determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax assets as of December 31, 2025 and 2024.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2025	2024
Statutory Federal Income Tax Rate	(21.00)%	(21.00)%
State Taxes, Net of Federal Tax Benefit	0%	0%
Change in Valuation Allowance	21.00%	21.00%
Other	0%	0%
Income Taxes Provision (Benefit)	-%	-%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2025 and 2024. Accordingly, no reserve for uncertain tax positions has been recorded.

Note 7 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that no subsequent events requiring disclosure have occurred.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

BTCS Labs Inc. (the “Company” or “Labs”) is a public benefit corporation incorporated in the State of Nevada in December 2024. Since inception, the Company’s activities have been limited to organizational matters and capital formation. The Company has not yet commenced planned principal operations or generated revenues. As such, investment in the Company involves a high degree of risk.

Results of Operations

For the period from inception on December 24, 2024 to December 31, 2024, the Company recorded a net loss of $1,594, which represented formation costs incurred by BTCS Inc. on behalf of the Company. For the year ended December 31, 2025, the Company recorded a net loss of $34,814, consisting primarily of filing fees and professional service fees related to accounting and audit services in connection with this filing.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of approximately $13,592. Operations have been funded through the issuance of common stock, including $50,000 in proceeds from the issuance of 500,000 shares of common stock to Charles Allen, the Company’s sole officer and director, and BTCS Equity Partners LLC, an entity controlled by Mr. Allen, and reimbursement of the $1,594 in formation costs originally paid by BTCS Inc., the Company’s former parent company. The Company expects that it will require significant additional capital to fund operations, including the hiring of personnel, the development of technology infrastructure, and compliance costs. Management intends to seek such funding through equity or debt financings, although there can be no assurance that financing will be available on acceptable terms or at all.

The Company’s plan of operations for the next twelve months includes the development and testing of initial blockchain infrastructure services and solutions, the exploration of potential partnerships with blockchain foundations, Layer 2 networks, and decentralized autonomous organizations, and the recruitment of personnel to build operational capacity. These efforts are expected to require additional capital. If the Company is unable to raise sufficient funds, it may be required to delay or scale back its planned operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303 of Regulation S-K. As of December 31, 2025, the Company did not have any material contractual obligations, commitments, or contingencies.

