Form 10-Q
period 2026-03-31
BTCS Labs Inc.
filed 2026-04-28
CIK 2089189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________.

Commission file number: 000-56785

BTCS Labs Inc.
(Exact name of registrant as specified in its charter)

Nevada	39-3796133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 W. Lancaster Ave #135, Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

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

As of April 28, 2026, there were 500,000 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS LABS INC.

BTCS LABS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “Labs” mean BTCS Labs Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

BTCS Labs Inc.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,002	$13,592
Total current assets	$7,002	$13,592

TOTAL ASSETS	$7,002	$13,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
TOTAL LIABILITIES:	$-	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(42,998)	(36,408)
Total stockholder's equity	$7,002	$13,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,002	$13,592

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	$6,590	$-
Total operating expenses	$6,590	$-

LOSS FROM OPERATIONS	$(6,590)	$-

OTHER INCOME (EXPENSE)
Total other (expense)	$-	$-

LOSS BEFORE INCOME TAX	$(6,590)	$-
INCOME TAX EXPENSE	$-	$-

NET LOSS	$(6,590)	$-

BASIC NET LOSS PER SHARE	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	500,000	100

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in		Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
For the Three Months Ended March 31,
BALANCES AT DECEMBER 31, 2025	$-	$-	$500,000	$500	$49,500	$(36,408)	$13,592
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$(6,590)	$(6,590)
BALANCES AT MARCH 31, 2026	$-	$-	$500,000	$500	$49,500	$(42,998)	$7,002

BALANCES AT DECEMBER 31, 2024	$-	$-	$100	$0	$1,594	$(1,594)	$-
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$-	$-
BALANCES AT MARCH 31, 2025	$-	$-	$100	$0	$1,594	$(1,594)	$-

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,590)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net cash (used in) operating activities	$(6,590)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$-	$-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,590)	$-

Cash and cash equivalents at beginning of period	$13,592	$-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,002	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Nature of Operations

BTCS Labs Inc. (“Labs,” “BTCS Labs,” or the “Company”) is a Nevada public benefit corporation incorporated on December 24, 2024. On September 19, 2025, the Company amended its Articles of Incorporation to convert from a for-profit corporation into a public benefit corporation. The Company’s mission is to promote and advance decentralized finance (“DeFi”) and blockchain ecosystems in alignment with its specific public benefit purpose and chartered obligations as a Nevada public benefit corporation. Since inception, the Company’s activities have been limited primarily to organizational matters, capital formation, public company reporting, and planning its business strategy. The Company has not yet commenced planned principal operations or generated revenues.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations, cash flows, and changes in stockholders’ equity for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 – Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results could differ from those estimates. Given the Company’s limited operations to date, management’s use of estimates is minimal and primarily relates to the recognition and classification of expenses.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and determined that there are no new standards that are expected to have a material impact on its financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025, cash and cash equivalents were approximately $7,002 and $13,592, respectively. All cash was held in checking accounts.

Income Taxes

The Company has incurred losses since inception and accordingly has recorded no provision for income taxes. Deferred tax assets resulting from net operating losses have been fully offset by a valuation allowance as realization of such assets is uncertain.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share equals basic net loss per share because the Company had no potentially dilutive securities outstanding during the periods presented.

Note 4 – Stockholders’ Equity

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock was issued or outstanding as of March 31, 2026 or December 31, 2025.

At inception on December 24, 2024, BTCS Inc., the Company’s former parent company, paid approximately $1,594 of formation costs on behalf of the Company in exchange for 100 shares of the Company’s common stock. On September 24, 2025, the Company repurchased and retired those 100 shares in exchange for reimbursement of the formation costs. In September 2025, the Company issued 100,000 shares of common stock to Charles Allen for $10,000 and 400,000 shares of common stock to BTCS Equity Partners LLC for $40,000.

There were no equity issuances or repurchases during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, 500,000 shares of common stock were issued and outstanding.

Note 5 – Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues and has incurred recurring losses since inception, including a net loss of approximately $6,590 for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of approximately $7,002.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund operations and ultimately achieve profitable operations. Management intends to seek additional financing through equity and/or debt offerings; however, there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that no subsequent events requiring disclosure have occurred.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report.

Overview

BTCS Labs Inc. is an early-stage Nevada public benefit corporation focused on promoting and advancing decentralized finance and blockchain ecosystems. Since inception, our activities have been limited primarily to organizational matters, capital formation, public company reporting, and planning our business strategy. We have not yet commenced planned principal operations or generated revenues. As such, investment in the Company involves a high degree of risk.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The Company recorded a net loss of approximately $6,590 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The net loss during the current period consisted primarily of general and administrative expenses, including legal, accounting, and filing-related costs associated with operating as a public reporting company.

The Company did not incur operating expenses during the comparable prior-year period, as its activities at that time were limited and minimal.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $7,000, compared with approximately $13,592 as of December 31, 2025. Net cash used in operating activities for the three months ended March 31, 2026 was approximately $6,590, consisting primarily of our net loss. We had no financing cash flows during the quarter.

Our historical funding has come from the issuance of common stock in September 2025. We expect to require additional capital to fund our operations, including personnel, technology development, compliance, and other expenses necessary to execute our strategy. We intend to seek such funding through equity and/or debt financings.

Based on its current cash balance and expected level of expenditures, the Company believes its existing cash resources will be sufficient to fund operations only for a limited period of time. The Company’s continuation as a going concern is dependent upon its ability to raise additional capital and successfully execute its business plan. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all.

Plan of Operations

Over the next 12 months, our plan is to continue developing and testing initial blockchain infrastructure services and solutions, explore potential partnerships with Layer 2 networks, blockchain foundations, and decentralized autonomous organizations, recruit additional executives and employees to build operational capacity, and raise additional capital to support both revenue-generating activities and public-benefit initiatives. If we are unable to raise sufficient funds, we may be forced to delay or scale back our planned operations.

Going Concern

As discussed in Note 5 to the unaudited condensed financial statements, our limited cash resources, lack of revenues, and recurring losses raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Our ability to continue operations depends on our ability to obtain additional financing and execute our business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Item 303 of Regulation S-K, that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of March 31, 2026, we did not have any material contractual obligations, commitments, or contingencies, other than obligations arising in the ordinary course of business.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures.

Due to the Company’s limited operations to date, management’s use of estimates has been minimal and primarily relates to the recognition and classification of expenses. The Company does not currently have any critical accounting estimates that require significant judgment or that could materially impact its financial condition or results of operations.

As the Company’s operations expand, management expects that the use of estimates and judgments will increase.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company’s sole officer, who serves as its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Given our size, early stage of development, and limited personnel, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because the Company has not yet implemented formal processes or segregation of duties. Specifically, the Company lacks adequate segregation of duties, formalized review procedures, and independent oversight of financial reporting processes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Labs Inc.

April 28, 2026	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	10-12G	10/3/25	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	10-12G	10/3/25	3.1(a)
3.2	Bylaws	10-12G	10/3/25	3.2
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

