Form 10-Q
period 2026-06-30
BTCS Labs Inc.
filed 2026-07-24
CIK 2089189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, there were 500,000 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS LABS INC.

BTCS LABS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “Labs” mean BTCS Labs Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

BTCS Labs Inc.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$721	$13,592
Total current assets	$721	$13,592

TOTAL ASSETS	$721	$13,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
TOTAL LIABILITIES:	$-	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(49,279)	(36,408)
Total stockholder's equity	$721	$13,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721	$13,592

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	$6,281	$-	$12,871	$-
Total operating expenses	$6,281	$-	$12,871	$-

LOSS FROM OPERATIONS	$(6,281)	$-	$(12,871)	$-

OTHER INCOME (EXPENSE)
Total other (expense)	$-	$-	$-	$-

LOSS BEFORE INCOME TAX	$(6,281)	$-	$(12,871)	$-
INCOME TAX EXPENSE	$-	$-	$-	$-

NET LOSS	$(6,281)	$-	$(12,871)	$-

BASIC NET LOSS PER SHARE	$(0.01)	$-	$(0.03)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	500,000	100	500,000	100

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in		Stockholder's
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

BALANCES AT DECEMBER 31, 2025	$-	$-	$500,000	$500	$49,500	$(36,408)	$13,592
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$(6,590)	$(6,590)
BALANCES AT MARCH 31, 2026	$-	$-	$500,000	$500	$49,500	$(42,998)	$7,002
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$(6,281)	$(6,281)
BALANCES AT JUNE 30, 2026	$-	$-	$500,000	$500	$49,500	$(49,279)	$721

BALANCES AT DECEMBER 31, 2024	$-	$-	$100	$0	$1,594	$(1,594)	$-
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$-	$-
BALANCES AT MARCH 31, 2025	$-	$-	$100	$0	$1,594	$(1,594)	$-
Issuance of common stock	$-	$-	$-	$-	$-	$-	$-
Repurchase of common stock	$-	$-	$-	$-	$-	$-	$-
Net (loss)	$-	$-	$-	$-	$-	$-	$-
BALANCES AT JUNE 30, 2025	$-	$-	$100	$0	$1,594	$(1,594)	$-

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,871)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net cash (used in) operating activities	$(12,871)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$-	$-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,871)	$-

Cash and cash equivalents at beginning of period	$13,592	$-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$721	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$-
Cash paid for taxes	$-	$-

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and its results of operations, cash flows, and changes in stockholders’ equity for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2026 and December 31, 2025, cash and cash equivalents were approximately $721 and $13,592, respectively. All cash was held in checking accounts.

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

Note 4 – Stockholders’ Equity

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock was issued or outstanding as of June 30, 2026 or December 31, 2025.

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

There were no equity issuances or repurchases during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, 500,000 shares of common stock were issued and outstanding.

Note 5 – Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues and has incurred recurring losses since inception, including a net loss of approximately $12,871 for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of approximately $721.

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

Results of Operations

Three and Six Months Ended June 30, 2026

The Company recorded a net loss of approximately $6,281 for the three months ended June 30, 2026. The net loss during the current period consisted primarily of general and administrative expenses, including legal, accounting, and filing-related costs associated with operating as a public reporting company.

For the six months ended June 30, 2026, the Company recorded a net loss of approximately $12,871. The net loss for the year-to-date period consisted primarily of general and administrative expenses, including legal, accounting, and filing-related costs associated with operating as a public reporting company.

The Company had not commenced principal operations and had no comparable operating activity during the corresponding periods of the prior year.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $721, compared with approximately $13,592 as of December 31, 2025. Net cash used in operating activities for the six months ended June 30, 2026 was approximately $12,871, consisting primarily of our net loss. We had no financing cash flows during the period.

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

Contractual Obligations

As of June 30, 2026, we did not have any material contractual obligations, commitments, or contingencies, other than obligations arising in the ordinary course of business.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company’s sole officer, who serves as its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Given our size, early stage of development, and limited personnel, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because the Company has not yet implemented formal processes or segregation of duties. Specifically, the Company lacks adequate segregation of duties, formalized review procedures, and independent oversight of financial reporting processes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BTCS Labs Inc.

Date: July 24, 2026	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	10-12G	10/3/25	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	10-12G	10/3/25	3.1(a)
3.2	Bylaws	10-12G	10/3/25	3.2
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

