Form 10-Q
period 2026-09-30
BTCS Labs Inc.
filed 2026-10-23
CIK 2089189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 23, 2026, there were 500,000 shares of Common Stock, par value $0.001, issued and outstanding.

BTCS LABS INC.

BTCS LABS INC.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company,” and “Labs” mean BTCS Labs Inc., unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

BTCS Labs Inc.

BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,081	$13,592
Total current assets	$19,081	$13,592

TOTAL ASSETS	$19,081	$13,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Total current liabilities	$-	$-

LONG TERM LIABILITIES:
Note payable - related party	$25,000	$-
Accrued interest payable - related party	$258	$-
Total long term liabilities	$25,258	$-
TOTAL LIABILITIES:	$25,258	$-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	500	500
Additional paid-in capital	49,500	49,500
Accumulated deficit	(56,177)	(36,408)
Total stockholders’ equity (deficit)	$(6,177)	$13,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,081	$13,592

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	$6,640	$6,467	$19,511	$6,467
Total operating expenses	$6,640	$6,467	$19,511	$6,467

LOSS FROM OPERATIONS	$(6,640)	$(6,467)	$(19,511)	$(6,467)

OTHER INCOME (EXPENSE)
Interest expense - related party note	$(258)	$-	$(258)	$-
Total other (expense)	$(258)	$-	$(258)	$-

LOSS BEFORE INCOME TAX	$(6,898)	$(6,467)	$(19,769)	$(6,467)
INCOME TAX EXPENSE	$-	$-	$-	$-

NET LOSS	$(6,898)	$(6,467)	$(19,769)	$(6,467)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.35)	$(0.04)	$(1.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	500,000	18,568	500,000	6,324

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional		Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Equity (Deficit)

BALANCES AT DECEMBER 31, 2025	-	$-	500,000	$500	$49,500	$(36,408)	$13,592
Issuance of common stock	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	(6,590)	(6,590)
BALANCES AT MARCH 31, 2026	-	$-	500,000	$500	$49,500	$(42,998)	$7,002
Issuance of common stock	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	(6,281)	(6,281)
BALANCES AT JUNE 30, 2026	-	$-	500,000	$500	$49,500	$(49,279)	$721
Issuance of common stock	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	(6,898)	(6,898)
BALANCES AT SEPTEMBER 30, 2026	-	$-	500,000	$500	$49,500	$(56,177)	$(6,177)

BALANCES AT DECEMBER 31, 2024	-	$-	100	$0	$1,594	$(1,594)	$-
Issuance of common stock	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	-
BALANCES AT MARCH 31, 2025	-	$-	100	$0	$1,594	$(1,594)	$-
Issuance of common stock	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	-
BALANCES AT JUNE 30, 2025	-	$-	100	$0	$1,594	$(1,594)	$-
Issuance of common stock	-	-	500,000	500	49,500	-	50,000
Repurchase of common stock	-	-	(100)	-	(1,594)	-	(1,594)
Net (loss)	-	-	-	-	-	(6,467)	(6,467)
BALANCES AT SEPTEMBER 30, 2025	-	$-	500,000	$500	$49,500	$(8,061)	$41,939

See accompanying notes to these unaudited condensed financial statements.

BTCS Labs Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,769)	$(6,467)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accrued interest on related party note	$258	$-
Net cash (used in) operating activities	$(19,511)	$(6,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$-	$50,000
Proceeds from note payable - related party	25,000	-
Repurchase of common stock	-	(1,594)
Net cash provided by financing activities	$25,000	$48,406

NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,489	$41,939

Cash and cash equivalents at beginning of period	$13,592	$-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,081	$41,939

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$-	$-
Cash paid for taxes	$-	$-

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and its results of operations, cash flows, and changes in stockholders’ equity (deficit) for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2026 and December 31, 2025, cash and cash equivalents were approximately $19,081 and $13,592, respectively. All cash was held in checking accounts.

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

Note 4 – Stockholders’ Equity

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. No preferred stock was issued or outstanding as of September 30, 2026 or December 31, 2025.

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

There were no equity issuances or repurchases during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, 500,000 shares of common stock were issued and outstanding.

Note 5 – Note Payable – Related Party

On July 29, 2026, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $25,000 to Charles Allen, the Company’s Chief Executive Officer, Chief Financial Officer and a member of its board of directors (the “Board”), in exchange for a cash advance of $25,000. The Note bears interest at 6% per annum, computed on the basis of a 360-day year and compounded annually on December 31 of each year, with all accrued and unpaid interest as of each such date added to and thereafter treated as principal. Principal and accrued interest are due and payable on the maturity date, which is the earlier of (i) December 31, 2030 and (ii) the date on which the individuals who constituted the Company’s Board on the date of the Note cease to constitute a majority of the Board. The Note may be prepaid in whole or in part at any time without penalty. If an event of default occurs and continues for five days, the Note bears interest at 15% per annum. The Note is not convertible into any equity securities of the Company.

As of September 30, 2026, the outstanding principal balance of the Note was $25,000 and accrued interest was approximately $258, both of which are presented as long-term liabilities because no amounts are payable within twelve months of the balance sheet date. The Company recognized interest expense of approximately $258 on the Note for each of the three and nine months ended September 30, 2026. No interest or principal was paid during the period.

The Note was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 29, 2026.

Note 6 – Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues and has incurred recurring losses since inception, including a net loss of approximately $19,769 for the nine months ended September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents of approximately $19,081 and a stockholders’ deficit of approximately $6,177.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund operations and ultimately achieve profitable operations. During the nine months ended September 30, 2026, the Company funded its operations primarily with the proceeds of the $25,000 related party note described in Note 5. Management intends to seek additional financing through equity and/or debt offerings; however, there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Results of Operations

Three and Nine Months Ended September 30, 2026

The Company recorded a net loss of approximately $6,898 for the three months ended September 30, 2026, compared with a net loss of approximately $6,467 for the three months ended September 30, 2025. The net loss for the current period consisted of general and administrative expenses of approximately $6,640, including accounting, filing-related and office costs associated with operating as a public reporting company, and interest expense of approximately $258 on the related party note described in Note 5 to the unaudited condensed financial statements.

For the nine months ended September 30, 2026, the Company recorded a net loss of approximately $19,769, compared with a net loss of approximately $6,467 for the nine months ended September 30, 2025. The net loss for the year-to-date period consisted of general and administrative expenses of approximately $19,511, including legal, accounting and filing-related costs associated with operating as a public reporting company, and interest expense of approximately $258 on the related party note.

The net loss for each of the three and nine months ended September 30, 2025 consisted of general and administrative expenses of approximately $6,467, principally accounting fees, fees for the amendment of the Company’s articles of incorporation and bank charges, all of which were incurred in September 2025 in connection with the Company’s initial capitalization and the preparation of its registration statement on Form 10. The Company had no operating activity during the first six months of 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of approximately $19,081, compared with approximately $13,592 as of December 31, 2025. As of September 30, 2026, we also had total liabilities of approximately $25,258, consisting of the $25,000 principal amount of, and approximately $258 of accrued interest on, the related party note described in Note 5 to the unaudited condensed financial statements, and a stockholders’ deficit of approximately $6,177. Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $19,511, consisting of our net loss of approximately $19,769 less non-cash accrued interest of approximately $258. Net cash provided by financing activities for the nine months ended September 30, 2026 was $25,000, representing the proceeds of the related party note. For the nine months ended September 30, 2025, net cash used in operating activities was approximately $6,467 and net cash provided by financing activities was approximately $48,406, consisting of $50,000 of proceeds from the sale of common stock in September 2025, net of the $1,594 paid to repurchase the 100 shares originally issued to BTCS Inc.

Our historical funding has come from the issuance of common stock in September 2025 and from the $25,000 unsecured promissory note issued to our Chief Executive Officer in July 2026, which bears interest at 6% per annum and matures on the earlier of December 31, 2030 or the date on which the individuals who constituted our Board on the date of the note cease to constitute a majority of the Board. We expect to require additional capital to fund our operations, including personnel, technology development, compliance, and other expenses necessary to execute our strategy. We intend to seek such funding through equity and/or debt financings.

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

Going Concern

As discussed in Note 6 to the unaudited condensed financial statements, our limited cash resources, lack of revenues, recurring losses and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Our ability to continue operations depends on our ability to obtain additional financing and execute our business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Item 303 of Regulation S-K, that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2026, our only material contractual obligation was the $25,000 unsecured promissory note payable to our Chief Executive Officer, together with accrued interest, which matures on the earlier of December 31, 2030 or the date on which the individuals who constituted our Board on the date of the note cease to constitute a majority of the Board, as described in Note 5 to the unaudited condensed financial statements. We did not have any other material contractual obligations, commitments, or contingencies, other than obligations arising in the ordinary course of business.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the Company’s sole officer, who serves as its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Given our size, early stage of development, and limited personnel, management concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because the Company has not yet implemented formal processes or segregation of duties. Specifically, the Company lacks adequate segregation of duties, formalized review procedures, and independent oversight of financial reporting processes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTCS Labs Inc.

October 23, 2026	By:	/s/ Charles Allen
Charles W. Allen
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Filed or
		Incorporated by Reference			Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	10-12G	10/3/25	3.1
3.1(a)	Amendment No. 1 to Articles of Incorporation	10-12G	10/3/25	3.1(a)
3.2	Bylaws	10-12G	10/3/25	3.2
4.1	Description of Capital Stock	10-12G	10/3/25
10.1	Promissory Note, dated July 29, 2026, issued by BTCS Labs Inc. to Charles Allen	8-K	7/31/26	10.1
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

